Form 10-K
period 2007-12-31
RSB BONDCO LLC
filed 2008-03-26
CIK 1398570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

333-141366-01		41-2233956

RSB BONDCO LLC

(Exact name of issuing entity as specified in its charter)

(A Delaware Limited Liability Company)

103 Foulk Road, Suite 202

Wilmington, DE 19803

Telephone (302) 691-6409

BALTIMORE GAS AND ELECTRIC COMPANY

(Exact name of depositor and sponsor as specified in its charter)

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Regulations Act.

Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☒.

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: None.

Part I

RSB BONDCO LLC

Item 1.  Business

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.  Risk Factors

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.  Legal Proceedings

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction J of Form 10-K.

Part II

RSB BONDCO LLC

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.  Selected Financial Data

Omitted pursuant to General Instruction J of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.  Financial Statements and Supplementary Data

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.  Controls and Procedures

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B.  Other Information

None.

PART III

 RSB BONDCO LLC

Item 10.  Directors and Executive Officers of the Registrant

RSB BondCo LLC (the “Company”) is a wholly-owned subsidiary of Baltimore Gas and Electric Company (BGE) which in turn is a wholly-owned subsidiary of Constellation Energy Group, Inc. (Constellation Energy).  Constellation Energy has adopted a code of ethics, the Principles of Business Integrity, applicable to all directors, officers and employees of Constellation Energy and its subsidiaries, including the non-independent managers and the officers of the Company.  A copy of Constellation Energy’s Principles of Business Integrity may be printed from Constellation Energy’s website at www.constellation.com.

Executive Officers

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years

Kenneth W. DeFontes, Jr.	57	President and Manager of the Company (since May 2007) President and Chief Executive Officer of BGE and Senior Vice President of Constellation Energy (since October 2004)	Vice President, Electric Transmission and Distribution — BGE.

John R. Collins	50

Vice President and Chief Financial Officer of the Company (since June 2007)

Executive Vice President (since July 2007) and Chief Financial Officer (since May 2007) of Constellation Energy; Senior Vice President and Chief Financial Officer of BGE (since May 2007)

			Chief Risk Officer – Constellation Energy; and Senior Vice President — Constellation Energy.

Managers

The Company has five managers.  At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment (i) a direct or indirect legal or beneficial owner of the Company or BGE or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or BGE or any of their respective affiliates, or (iii) a person who controls (whether directly, indirectly or otherwise) BGE or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of BGE or its affiliates.

In addition to Mr. DeFontes, the managers of the Company are:

Name	Age	Positions Held During Past Five Years

Jeanne M. Blondia	42

Treasurer (since May 2007) and Manager (since June 2007) of the Company.

Vice President (since June 2006) and Treasurer (since July 2004) of Constellation Energy; Treasurer of BGE (since July 2004); Assistant Treasurer of Constellation Energy and BGE from October 2003 to July 2004.

Mark D. Case	46

Manager of the Company (since June 2007).

Senior Vice President, Strategy and Regulatory Affairs of BGE (since June 2007); Vice President, Business Performance, Strategy and Regulatory Affairs of BGE from December 2004 to June 2007; Manager, Organization Performance of BGE from June 2002 to December 2004.

Suzanne M. Hay	36	Independent Manager of the Company (since June 2007). Ms. Hay is Project Manager, SPE Services for Corporation Service Company (CSC). She has been with CSC since 1995.

Michelle A. Dreyer	36	Independent Manager of the Company (since June 2007). Ms. Dreyer is Manager, Independent Director Services for CSC. She has been with CSC since 1999.

Item 11.  Executive Compensation

Neither of the executive officers of the Company receives any compensation for serving as an executive officer.

Ms. Hay and Ms. Dreyer each receive an annual fee of $1,100 for serving as an independent manager of the Company.  None of the other managers of the Company receive any compensation for serving as a manager.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

BGE owns all the voting securities of the Company.

Item 13.  Certain Relationships and Related Transactions

On June 29, 2007 the Company issued $623,200,000 aggregate principal amount of Rate Stabilization Bonds, Series A (the “Offering”).  In connection with the Offering, the Company entered into the agreements described below with its sole member, BGE.  The descriptions of these agreements are qualified in their entirety by reference to the agreements themselves, which are filed as exhibits hereto and are incorporated herein by reference.

Rate Stabilization Property Purchase and Sale Agreement

The Rate Stabilization Property Purchase and Sale Agreement (the “Sale Agreement”) between the Company and BGE, as Seller, governs the sale of all of BGE’s right, title and interest in, to and under certain rate stabilization property (the “Rate Stabilization Property”), which includes the right to impose, collect and receive a qualified rate stabilization charge (the “Qualified Rate Stabilization Charge”) from all of BGE’s existing and future residential customers.  BGE, as Seller, has agreed to indemnify the Company and the indenture trustee under the indenture governing the Rate Stabilization Bonds, on behalf of the holders of the Rate Stabilization Bonds, for certain tax matters, and for breaches of BGE’s representations, warranties and covenants in connection with the Sale Agreement.

Rate Stabilization Property Servicing Agreement

Pursuant to the Rate Stabilization Property Servicing Agreement (the “Servicing Agreement”) between the Company and BGE, BGE, as Servicer, manages, services, administers and makes collections in respect of the Qualified Rate Stabilization Charge. BGE’s duties as Servicer include obtaining meter reads, calculating, billing and collecting the Qualified Rate Stabilization Charge, remitting the Qualified Rate Stabilization Charge to the indenture trustee under the indenture governing the Rate Stabilization Bonds and notifying the Maryland Public Service Commission of adjustments to the Qualified Rate Stabilization Charge. The Company pays BGE an annual servicing fee of $311,600.  BGE, as Servicer, has agreed to indemnify the Company and the indenture trustee under the indenture governing the Rate Stabilization Bonds, for itself and on behalf of the holders of the Rate Stabilization Bonds, for the Servicer’s willful misconduct, bad faith or gross negligence in the performance of its duties or observance of its covenants under the Servicing Agreement or for the Servicer’s reckless disregard of its obligations and duties under the Servicing Agreement.

Item 14.  Principal Accountant Fees and Services

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

RSB BONDCO LLC

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this report:

(1) Financial Statements:

Omitted pursuant to General Instruction J of Form 10-K.

(2) Financial Statement Schedules:

Omitted pursuant to General Instruction J of Form 10-K.

(3) Exhibits:

The following Exhibits indicated by asterisk are filed herewith.  The remaining Exhibits have previously been filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit No.	Description

4.1

Indenture dated as of June 29, 2007, by and between the Company and Deutsche Bank Trust Company Americas, as indenture trustee and securities intermediary. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated July 5, 2007).

4.2	Series Supplement dated as of June 29, 2007, by and between the Company and the Indenture Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated July 5, 2007).
4.3	Form of Rate Stabilization Bond (included in Exhibit 4.2).

10.1

Rate Stabilization Property Purchase and Sale Agreement dated as of June 29, 2007, by and between the Company and BGE, as seller. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 5, 2007).

10.2

Rate Stabilization Property Servicing Agreement dated as of June 29, 2007, by and between the Company and BGE, as servicer. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 5, 2007).

10.3	Administration Agreement dated as of June 29, 2007, by and between the Company and BGE, as administrator. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated July 5, 2007).
10.4	Amended and Restated Limited Liability Company Agreement of RSB BondCo LLC dated as of June 29, 2007. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated July 5, 2007).
31.1*	Rule 13a-14(d)/15d-14(d) Certification.
33.1*	Report on assessment of compliance with servicing criteria for asset-backed securities.
33.2*	Assertion of compliance with applicable servicing criteria.

34.1*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities.
34.2*	Attestation report on assessment of compliance with servicing criteria for asset-backed securities.
35.1*	Servicer compliance statement.

Item 1112(b).  Significant Obligors of Pool Assets

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments

None.

Item 1115(b).  Certain Derivatives Instruments

None.

 Item 1117.  Legal Proceedings

None.

 Item 1119.  Affiliations and Certain Relationships and Related Transactions

RSB BondCo LLC is a wholly-owned subsidiary of Baltimore Gas and Electric Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2008.

RSB BondCo LLC
(Issuing Entity)
By: Baltimore Gas and Electric Company, as Servicer

/s/ Anne A. Hahn
Anne A. Hahn
Controller & Vice President – Finance and Accounting